Form 10-K/A
period 1998-12-31
MERRILL LYNCH MORTGAGE INVT INC MOR PA THR CR SR 1998-C2
filed 1999-12-22
CIK 1060803

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                  Amendment 1

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

     Yes   X          No ___


This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 25, 1999, on behalf of Merrill Lynch Mortgage Investors, Inc. Mortgage Pass-Through Certificates Series 1998-C2 Trust established pursuant to a Pooling and Servicing Agreement among Merrill Lynch Mortgage Investors, Inc. as Depositor, First Union National Bank as Master Servicer, and Norwest Bank Minnesota, National Association, as Trustee, pursuant to which the Merrill Lynch Mortgage Investors, Inc. Mortgage Pass-Through Certificates Series 1998-C2 Trust registered under the Securities Act of 1933 (the "Certificates") were issued.

Item 14 of the Original Form 10-K is amended to read in its entirety as follows:


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a) Exhibits

              (99.1) Annual Independent Accountants' Servicing
                     Reports concerning servicing activities for the year ended December 31, 1998.

                     a)  First Union, as Servicer <F1>
                     b)  AMRESCO Management, Inc. as Special Servicer <F1>


              (99.2) Report of Management as to Compliance with
                     Minimum Servicing Standards for the year ended December 31, 1998.

                     a)  First Union, as Servicer <F1>
                     b)  AMRESCO Management, Inc. as Special Servicer <F1>

              (99.3) Annual Statements of Compliance under the
                     Pooling and Servicing Agreements for the year ended December 31, 1998.

                     a)  First Union, as Servicer <F1>
                     b)  AMRESCO Management, Inc. as Special Servicer <F1>


              (99.4) Aggregate Statement of Principal and
                     Interest Distributions to Certificate
                     Holders. <F2>

            (b) On October 01, 1998, October 26, 1998, and December 02, 1998, reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.

            (c)  Not applicable.

            (d)  Omitted.

<F1>  Filed herewith.
<F2>  Previously filed.

                           SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Merrill Lynch Mortgage Investors, Inc.
Mortgage Pass-Through Certificates
Series  1998-C2    Trust

Signed:     Norwest Bank Minnesota, N.A., as Trustee

By:   Sherri Sharps,  Vice President
By:  /s/ Sherri Sharps, Vice President

Dated:  December 23, 1999




Exhibit Index
Exhibit No.1

99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 1998.

                     a)  First Union, as Servicer <F1>
                     b)  AMRESCO Management, Inc. as Special Servicer <F1>

99.2 Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 1998.

                     a)  First Union, as Servicer <F1>
                     b)  AMRESCO Management, Inc. as Special Servicer <F1>

99.3 Annual Statements of Compliance under the Pooling and Servicing Agreements for the year ended December 31, 1998.

                     a)  First Union, as Servicer <F1>
                     b)  AMRESCO Management, Inc. as Special Servicer <F1>

99.4 Aggregate Statement of Principal and Interest Distributions to Certificate Holders.<F2>

<F1>  Filed herewith.
<F2>  Previously filed.